Form 10-Q
period 2012-09-30
Treegate Acquisition Corp
filed 2013-05-14
CIK 1559060

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2012

                OR

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

                           215 Apolena Avenue
                        Newport Beach, California 92662
          (Address of principal executive offices)  (zip code)

                              202/387-5400
          (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes  X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer         Accelerated Filer
   Non-accelerated filer           Smaller reporting company  X
   (do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
                                               Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                   Outstanding at
                                           September 30, 2012

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

                      FINANCIAL STATEMENTS


Balance Sheets as of September 30, 2012 (unaudited) and
July 31, 2012                                                   1

Statement of Operations for the Period from July 23,
2012 (Inception) to September 30, 2012 (unaudited)              2

Statement of Cash Flows for the Period from July 23,
2012 (Inception) to September 30, 2012 (unaudited)              3

Notes to Financial Statements (unaudited)                       4-7

______________________________________________________________________

                       TREEGATE ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                              BALANCE SHEETS

                      ASSETS

                                                   September 30,      July 31,
						      2012              2012
                                                   ------------      ----------
                                                   (unaudited)
  Current assets
    Cash                                         $      2,000       $    2,000
                                                  ------------      -----------
            Total assets                         $      2,000       $    2,000
                                                  ============      ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities                            $          -       $        -
                                                  ------------      -----------

            Total liabilities                               -                -
                                                  ------------      -----------
  Stockholders' equity
    Preferred stock, $0.0001 par value,
    20,000,000 shares authorized; none
    issued and outstanding                                  -                -

  Common stock, $0.0001 par value, 100,000,000
    shares authorized; 20,000,000 shares issued
    and outstanding                                     2,000            2,000

  Additional paid-in capital                            1,007                -

  Deficit accumulated during the
       development stage                               (1,007)               -
                                                  ------------      -----------

         Total stockholders' equity                     2,000            2,000
                                                  ------------      -----------

        Total liabilities and stockholders'
        equity                                   $      2,000       $    2,000
                                                  ============      ===========


   The accompanying notes are an integral part of these financial statements

______________________________________________________________________

                       TREEGATE ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                               (unaudited)

                                                  For the period from
                                                    July 23, 2012
                                                    (Inception) to
                                                   September 30, 2012
                                                   -----------------

    Revenues                                       $            -

    Cost of revenue                                             -
                                                  -----------------
       Gross profit                                             -

    Operating expenses                                       1,007
                                                  -----------------
    Loss before income tax                                  (1,007)

    Income tax                                                  -
                                                  -----------------

    Net loss                                     $          (1,007)
                                                 ==================

    Loss per share - basic and diluted           $          (0.00)
                                                 ==================

    Weighted average shares-basic and diluted           20,000,000
                                                 ==================


The accompanying notes are an integral part of these financial statements

______________________________________________________________________

                     TREEGATE ACQUISITION CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF CASH FLOWS
                                (unaudited)

                                                     For the period from
                                                        July 23, 2012
                                                        (Inception) to
                                                      September 30, 2012
                                                      ------------------

 OPERATING ACTIVITIES

   Net loss                                            $     (1,007)
                                                       -------------
      Net cash used in operating activities                  (1,007)
                                                       -------------
 FINANCING ACTIVITIES

   Proceeds from issuance of common stock                     2,000

   Proceeds from stockholders' additional
       paid-in capital                                        1,007
                                                       -------------
       Net cash provided by financing activities              3,007
                                                       -------------
   Net increase in cash                                       2,000

   Cash, beginning of period                                     -
                                                       -------------
   Cash, end of period                                 $      2,000
                                                       =============


The accompanying notes are an integral part of these financial statements

______________________________________________________________________

                     TREEGATE ACQUISITION CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                               (unaudited)

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Treegate Acquisition Corporation ("Treegate" or "the Company") was incorporated on July 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Treegate has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. Treegate will attempt to locate and negotiate with a business entity for the combination of that target company with Treegate. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that Treegate will be successful in locating or negotiating with any target company. Treegate has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance
Corporation limit as of September 30, 2012.

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

______________________________________________________________________

                     TREEGATE ACQUISITION CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                               (unaudited)


LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2012, there are no outstanding dilutive securities.

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

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred.

NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception. It has an accumulated deficit of $1,007 as of September 30, 2012. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

______________________________________________________________________

                     TREEGATE ACQUISITION CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                               (unaudited)

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve
Common Fair Value Measurement and Disclosure Requirements in U.S.
GAAP and International Financial Reporting Standards (IFRS) of Fair
Value Measurement   Topic 820."  ASU 2011-04 is intended to provide a
consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments include those that clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the company's financial statements.

Not Adopted

In December 2011, the FASB issued ASU No. 2011-11: Balance Sheet
(Topic 210): Disclosures about Offsetting Assets and Liabilities, which requires new disclosure requirements mandating that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim period within those annual periods. Entities should provide the disclosures required retrospectively for all comparative periods presented. We are currently evaluating the impact of adopting ASU 2011-11 on the consolidated financial statements.

The FASB issued Accounting Standards Update (ASU) No. 2012-02--- Intangibles---Goodwill and Other (Topic 350): Testing Indefinite-
Lived Intangible Assets for Impairment, on July 27, 2012, to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. Early adoption is permitted. The company does not expect the adoption of this ASU inconsistent have a material impact on the company's financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

______________________________________________________________________

                     TREEGATE ACQUISITION CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                               (unaudited)


NOTE 4   STOCKHOLDER'S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2012, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

In July, 2012, the Company issued 20,000,000 common shares to two directors and officers for an aggregated amount of $2,000 in cash.

In August, 2012, the stockholders made a capital contribution in the amount of $1,007 to pay the operating expenses incurred by the Company.

                                7
______________________________________________________________________


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      Treegate Acquisition Corporation was incorporated on July 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

    Since inception Treegate has been in the developmental stage and its operations to date of the period covered by this report have been limited to issuing shares of common stock to its original shareholders and preparing to file a registration statement on Form 10 with the Securities and Exchange Commission pursuant to the Securities Exchange
Act of 1934 as amended to register its class of common stock.

    Subsequent to the period covered by this report and to date of filing of this report, Treegate has filed with the Securities and Exchange Commission a registration statement on Form 10.

	Treegate has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

     The president of Treegate is the president, director and shareholder of Tiber Creek Corporation. Tiber Creek Corporation assists companies in becoming public reporting companies and with introductions to the financial community. In order to become a trading company, Tiber Creek Corporation may recommend that a company file a registration statement, most likely on Form S-1, following a business combination with the target company.

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

     In analyzing prospective business opportunities, Treegate may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which may be anticipated; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of Treegate to search for and enter into potential business opportunities.

     A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

     Treegate has, and will continue to have, no capital with which to provide the owners of business entities with any cash or other assets. However, Treegate offers owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a reporting company.

     As of September 30, 2012, Treegate had not generated revenues and had no income or cash flows from operations since inception. The continuation of Treegate as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, to successfully locate and negotiate with a business entity for the combination of that target company with Treegate. Tiber Creek Corporation will pay all expenses incurred by Treegate until a change in control is effected, without repayment.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.


ITEM 4.  Controls and Procedures.

Disclosures and Procedures

      Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer).

      Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

      This Quarterly Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange
Commission that permit the Company to provide only management's report in this Quarterly Report.

Changes in Internal Controls

      There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                   PART II -- OTHER INFORMATION

`ITEM 1.  LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, Treegate has issued 20,000,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate purchase price of $2,000 as folllows:

     On July 31, 2012, Treegate issued the following shares of its common stock:

Name               Number of Shares         Consideration

Tiber Creek Corporation    10,000,000          $1,000
MB Americus LLC            10,000,000          $1,000

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


ITEM 5.  OTHER INFORMATION

               (a)  Not applicable.
               (b)  Item 407(c)(3) of Regulation S-K:

   During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6.  EXHIBITS

     (a)     Exhibits

     31   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            TREEGATE ACQUISITION CORPORATION


                            By:   /s/ James M. Cassidy
                                  President, Chief Financial Officer

Dated:   May 7, 2013