Form 10-Q
period 2013-06-30
Treegate Acquisition Corp
filed 2013-08-13
CIK 1559060

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2013

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


     Class                                 Outstanding at
                                           August 1, 2013

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

______________________________________________________________________

                      FINANCIAL STATEMENTS


Balance Sheets as of June 30, 2013 (unaudited) and
December 31, 2012                                               1

Statements of Operations for the Three Months Ended
June 30, 2013 and for the Six Months Ended June 30,
2013 and the Period from July 23, 2012 (Inception) to
June 30, 2013 (unaudited)                                       2

Statements of Cash Flows for the Six Months Ended
June 30, 2013 and the Period from July 23, 2012
(Inception) to June 30, 2013 (unaudited)                        3

Notes to Financial Statements (unaudited)                       4-7

______________________________________________________________________

                       TREEGATE ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                              BALANCE SHEETS


  ASSETS
                                                   June 30,        December 31,
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

 LIABILITIES AND STOCKHOLDERS' EQUITY

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
                                                  ============      ===========


   The accompanying notes are an integral part of these financial statements

______________________________________________________________________

                       TREEGATE ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS

                                                               For the
                            For the           For the          period from
                            three months      six months       July 23, 2012
                            ended June 30,    ended June 30,   (Inception) to
                            2013              2013             June 30, 2013
                           --------------     -------------    --------------
Revenue                    $           -      $         -       $         -

Operating expenses                     -              800             2,157

Income tax                             -                -                 -
                           --------------     -------------    --------------
Net loss                   $           -              (800)     $    (2,157)
                           ==============     =============    ==============

Loss per share -
   basic and diluted       $       (0.00)     $      (0.00)     $      (0.0)
                           ==============     =============    ==============

Weighted average shares-
   basic and diluted           20,000,000        20,000,000        20,000,000
                           --------------     -------------    --------------

The accompanying notes are an integral part of these financial statements

______________________________________________________________________
                     TREEGATE ACQUISITION CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                             For the
                                                             period from
                                            For six          July 23, 2012
                                          months ended       (Inception) to
                                          June 30, 2013      June 30, 2013
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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2013.

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2013, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception. It has an accumulated deficit of $2,157 as of June 30, 2013. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

Effective January 2013, we adopted FASB ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The adoption of this update did not have a material impact on the financial statements.

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

Not Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities
(Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

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

NOTE 4   STOCKHOLDER'S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2013, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

In July, 2012, the Company issued 20,000,000 common shares to two directors and officers for an aggregated amount of $2,000 in cash.

As of June 30, 2013, the stockholders made a capital contribution in the amount of totally $2,157 to pay the auditing and operating expenses incurred by the Company.

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

     As of June 30, 2013, Treegate has not generated revenues and has no income or cash flows from operations since inception. The continuation of Treegate as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, to successfully locate and negotiate with a business entity for the combination of that target company with Treegate. Tiber Creek Corporation will pay all expenses incurred by Treegate until a change in control is effected, without repayment.

Subsequent Event

	The Company has reserved the name Solis Pharma US, Inc. with the State of Delaware in anticipation of a change in control of the Company. The documentation for such change in control has not been executed as of the date of this Report. When and if such change in control is effected, the Company will file a Form 8-K noticing such change in control.


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

Dated:   August 13, 2013